Form 10QSB
period 1996-12-31
SOVEREIGN CREDIT FINANCE I INC
filed 1997-03-11
CIK 1012799

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB

      (Mark One)
      [ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended         DECEMBER 31, 1996
                                             -----------------
                                        OR

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                     -------------       ------------
      Commission File Number            333-4072
                                     -------------

                            SOVEREIGN CREDIT FINANCE I
               ---------------------------------------------------------
           (Exact name of small business issuer as specified in its charter)

                  TEXAS                                   75-2645150
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                4015 BELTLINE ROAD, BUILDING B, DALLAS, TEXAS   75244
               ---------------------------------------------------------
               (Address of principal executive offices)      (Zip Code)

                                     972-960-5500
               ---------------------------------------------------------
                 (Registrant's telephone number, including area code)

               ---------------------------------------------------------
                   (Former name, former address and former fiscal
                        year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes     No  X
                   ---    ---

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A
                                                              -----
                       APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common stock, as of the last practicable date.   1,000 SHARES
                                                 ------------

Transitional Small Business Disclosure Format (Check One):  Yes     No  X
                                                                ---    ---

                          SOVEREIGN CREDIT FINANCE I
                   INDEX TO QUARTERLY REPORT ON FORM 10-QSB


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                                      PAGE
                                                                      ----
      Condensed Balance Sheet at December 31, 1996 (Unaudited) . . . .  3

      Condensed Income Statements for the three and six months
            ended December 31, 1996 (Unaudited). . . . . . . . . . . .  4

      Condensed Statement of Cash Flows for the
            six months ended December 31, 1996 (Unaudited) . . . . . .  5

      Notes to Condensed Financial Statements (Unaudited). . . . . . .  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . .  8


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .  9


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                       SOVEREIGN CREDIT FINANCE I, INC.
                          CONDENSED BALANCE SHEET
                                 (UNAUDITED)

                                                  December 31,
                                                      1996
                                                      ----

ASSETS

    Cash                                             $ 829
                                                    -------

  Total Assets                                       $ 829
                                                    -------
                                                    -------

STOCKHOLDER'S EQUITY

    Common Stock - $0.01 par value, 50,000
      shares authorized; 1,000 shares issued
      and outstanding                                $  10

    Additional Paid-in Capital                         990

    Retained Deficit                                  (171)
                                                    -------

  Total Stockholder's Equity                         $ 829
                                                    -------
                                                    -------


               The accompanying notes are an integral part of the
                       condensed financial statements.

                         SOVEREIGN CREDIT FINANCE I, INC.
                           CONDENSED INCOME STATEMENTS
                                   (UNAUDITED)

                                 Three months     Six months
                                     ended          ended
                                  December 31,    December 31,
                                     1996            1996
                                     ----            ----

REVENUE                              $  -            $  -

EXPENSES
   Service Charges                   $ 30            $ 60
                                     -----           -----
   Net Loss                          $(30)           $(60)
                                     -----           -----
                                     -----           -----



                The accompanying notes are an integral part of the
                          condensed financial statements.

                        SOVEREIGN CREDIT FINANCE I, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                     Six months
                                                                       ended
                                                                    December 31,
                                                                        1996
                                                                    ------------

Cash flows from operating activities:
   Net (Loss)                                                          $ (60)

Cash flows from investing activities:                                  $   -

Cash flows from financing activities:
   Issuance of Common Stock                                            $   -

Net increase (decrease) in cash                                        $ (60)
Cash at beginning of period                                              889
                                                                       -----
Cash at end of period                                                  $ 829
                                                                       -----
                                                                       -----



Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                         $   -
      Income Taxes                                                     $   -





              The accompanying notes are an integral part of the
                        condensed financial statements.

                        SOVEREIGN CREDIT FINANCE I, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           The accompanying unaudited financial statements of Sovereign Credit Finance I, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for future periods.


NOTE 2  -  NATURE OF OPERATIONS

           The Company was incorporated in March of 1996 as a Texas Corporation. The Company was formed for the purpose of purchasing, collecting and servicing retail installment sales and lease contracts (the "Contracts") secured by motor vehicles. The Company is subsidiary of Sovereign Credit Holdings, Inc. (Parent). The Company does not expect to have in the future any significant assets other than the Contracts and the proceeds thereof.

           Sovereign Credit Corporation (Sovereign), which is also a subsidiary of the Company's parent, administers and manages the ongoing operations of the Company. Sovereign Associates, Inc.
           (SAI), a subsidiary of Sovereign, provides purchasing and collection services to the Company.


NOTE 3  -  DEVELOPMENT STAGE ENTERPRISE

           The Company is in the developmental stage, offering on a "best efforts" basis up to $20,000,000 in principal amount of 11% Notes Payable (the "Notes") due February 15, 2001. The principal is required to be repaid in six equal monthly installments beginning September 15, 2000. Interest begins to accrue on the Notes upon release of escrowed subscription funds to the Company, which will not occur until a minimum of $500,000 of the Notes are sold.

           The notes are being offered through licensed broker-dealers which receive sales commissions of 8% of the principal amount of the Notes sold. The Company also pays up to 2% of the gross proceeds from the sale of the notes to pay offering and organizational expenses. Some of these expenses will be advanced by Sovereign. Sovereign has agreed to pay such expenses to the extent they exceed 2% of the gross proceeds from the sale of the Notes. The Company will also pay to Sovereign 5.5% of the gross proceeds from the sale of the Notes (5.0% of the gross proceeds in excess of $9,000,000) for its services in administering and managing the ongoing operations of the Company. Sovereign will also administer Noteholder payments, communications and relations.
           For such services, the Company will pay Sovereign a monthly fee equal to 1/12 of 0.5% of the outstanding principal amount of the Notes. These payments to Sovereign are contingent on the successful completion of the Company's public offering. If the offering is not successful, the Company is not obligated to reimburse Sovereign for any expenses incurred. The remainder of the proceeds from the sale of the Notes (84.5% of the gross proceeds) is to be used to acquire Contracts. No more than 15.5% of the gross proceeds is to be used for the foregoing commissions, fees and expenses.

                        SOVEREIGN CREDIT FINANCE I, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


           The Company will enter into a note purchasing and servicing agreement with SAI. The Contracts will be initiated by a network of automobile dealers which finance the sale of motor vehicles, some of whom may be affiliate entities of the Company. SAI is entitled to a monthly servicing fee of $20 for each Contract not assigned for repossession, for administering the collection of payments due under the Contract. SAI will receive a purchase administration fee for each contract purchased equal to the lesser of $500 or 5% of the total amount of installments due under the Contract as of the date of purchase. Additionally, SAI will receive a purchase administration fee of $125 for each Financed Vehicle assigned for repossession, to reimburse for overseeing the repossession and resale of the vehicle securing any Contract in default.

           The Company intends to enter into an Indenture agreement with a trust company which will govern the collection of the Contract proceeds and repayment of the notes.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.

           PLAN OF OPERATION

           Sovereign Credit Finance I, Inc. (the "Company") is in the developmental stage, offering on a "best efforts" basis up to $20,000,000 in principal amount of 11% Notes Payable (the "Notes") due February 15, 2001. As such, operations have not commenced as of December 31, 1996. The Company is subsidiary of Sovereign Credit Holdings, Inc. (Parent). Sovereign Credit Corporation (Sovereign), which is also a subsidiary of the Company's parent, administers and manages the ongoing operations of the Company. Sovereign Associates, Inc. (SAI), a subsidiary of Sovereign, provides purchasing and collection services to the Company.

           The proceeds from the sale of the Notes will be held in escrow until such amount reaches $500,000, the minimum offering amount. After such amount is attained the Company will begin purchasing, collecting and servicing retail installment sales and lease contracts (the "Contracts") secured by motor vehicles, and accruing interest on the Notes. The Company will use at least 84.5% of the proceeds from the sale of the Notes for the purchase of the contracts. No more than 15.5% of such proceeds will be used for commissions, fees, and expenses.

           SAI is a party to an arbitration proceeding in which the other party has filed a counterclaim against SAI requesting unspecified damages, but which are stated in the counterclaim to be in excess of $1 million. SAI believes the counterclaim is without merit, and intends to vigorously defend itself against the counterclaim. Additionally, SAI intends to vigorously pursue its claims in the arbitration proceeding. As of December 31, 1996 it is unknown whether an adverse decision with respect to the counterclaim would have a material effect on SAI's operations, financial condition, or ability to act as Servicer on behalf of the Company.

           Management anticipates the cash flow from Contract installments and sales of the Notes to be sufficient to fund the future cash requirements of the Company. In addition, the Company intends to enter into a senior line of credit agreement which will provide additional capital for the acquisition of Notes and to fund day-to-day operations of the Company. At this time, no such line of credit agreement has been reached.

                          PART II - OTHER INFORMATION

Item 6  -  Exhibits and Reports on Form 8-K

Number                   Description
------                   -----------

 2          not applicable

 3 (i)      Articles of Incorporation of Sovereign
            Credit Finance I, Inc.*

 3 (ii)     Bylaws of Sovereign Credit Finance I, Inc.*

 4          Indenture between Sovereign Credit
            Finance I, Inc. and Sterling Trust Company, as Trustee*

10          not applicable

11          not applicable

15          not applicable

16          not applicable

18          not applicable

19          not applicable

22          not applicable

23          not applicable

24          not applicable

27          Financial Data Schedule

99          not applicable


*Incorporated by reference to the registrant's Registration Statement on Form S-1, Commission file number 333-4072

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SOVEREIGN CREDIT FINANCE I, INC.


           Signature              Title                     Date
           ---------              -----                     ----

/s/ A. Starke Taylor, III         President,                March 10, 1997
------------------------------    (principal executive
    A. Starke Taylor, III         officer) and director


/s/ Christopher R. Frattaroli     Treasurer                 March 10, 1997
------------------------------    (principal financial
    Christopher R. Frattaroli     officer and chief
                                  accounting officer)
                                  and director

              EXHIBIT INDEX PURSUANT TO ITEM 601 OF REGULATION S-B


Number                   Description
------                   -----------

 2          not applicable

 3 (i)      Articles of Incorporation of Sovereign
            Credit Finance I, Inc.*

 3 (ii)     Bylaws of Sovereign Credit Finance I, Inc.*

 4          Indenture between Sovereign Credit
            Finance I, Inc. and Sterling Trust Company, as Trustee*

10          not applicable

11          not applicable

15          not applicable

16          not applicable

18          not applicable

19          not applicable

22          not applicable

23          not applicable

24          not applicable

27          Financial Data Schedule

99          not applicable


*Incorporated by reference to the registrant's Registration Statement on Form S-1, Commission file number 333-4072