Form 10QSB
period 1997-03-31
SOVEREIGN CREDIT FINANCE I INC
filed 1997-05-15
CIK 1012799

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________

     COMMISSION FILE NUMBER 333-04072


                      SOVEREIGN CREDIT FINANCE I, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                  TEXAS                                75-2645150
     -------------------------------                ------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

          4015 BELTLINE ROAD, BUILDING B, DALLAS, TEXAS  75244
          ----------------------------------------------------
                 (Address of principal executive offices)
                               (Zip Code)

                                  972-960-5500
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                 ----------------------------------------------
                 (Former name, former address and former fiscal
                     year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X   No
                   ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

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


                       APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                            1,000 SHARES

Transitional Small Business Disclosure Format (Check One):  Yes      No  X
                                                                ---     ---

                          SOVEREIGN CREDIT FINANCE I
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                                         PAGE
                                                                         ----

         Condensed Balance Sheet at March 31, 1997 (Unaudited) .........   3

         Condensed Income Statement for the three months
           ended March 31, 1997 (Unaudited).............................   4

         Condensed Statement of Cash Flows for the
           three months ended March 31, 1997 (Unaudited)................   5

         Notes to Condensed Financial Statements (Unaudited)............   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS................   7


PART II. OTHER INFORMATION .............................................   8


SIGNATURES .............................................................   9

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                       SOVEREIGN CREDIT FINANCE  I, INC.
                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)

ASSET                                                 March 31, 1997
                                                      --------------
      Installment contracts receivable, net              $696,722

      Other                                               127,571
                                                         --------
    Total Assets                                         $824,293
                                                         --------
                                                         --------
LIABILITIES & STOCKHOLDER'S EQUITY

  Liabilities
      Accounts payable                                   $ 73,595
      Notes payable and accrued liabilities               840,549
                                                         --------
    Total Liabilities                                     914,144

  Stockholder's Equity

      Common stock - $.01 par value; 50,000 shares
       authorized; 1,000 shares issued and outstanding   $     10

      Additional Paid-in Capital                              990

      Retained Deficit                                    (90,851)
                                                         --------
    Total Stockholder's Equity                            (89,851)

  Total Liabilities & Stockholder's Equity               $824,293
                                                         --------
                                                         --------

The accompanying notes are an integral part of the condensed financial statements.

                          SOVEREIGN CREDIT FINANCE I, INC.
                             CONDENSED INCOME STATEMENT
                                     (UNAUDITED)

                                        Three months
                                            ended
                                       March 31, 1997
                                       --------------
    REVENUE

       Interest Revenue                   $  8,056

       Interest Expense                      2,511
                                          --------

          Net Interest Revenue            $  5,545
                                          --------


    EXPENSES

       Operating Expense                  $ 96,224
                                          --------

          Net loss                        $(90,679)
                                          --------
                                          --------






                   The accompanying notes are an integral part of
                         the condensed financial statements.

                          SOVEREIGN CREDIT FINANCE I, INC.
                         CONDENSED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                                       Three months
                                                          ended
                                                      March 31, 1997
                                                      --------------

Cash flows from operating activities:
  Net (Loss)                                            $ (90,679)

(Increase) in other assets, net                          (127,571)

Increase in accounts payable & accrued liabilities         73,595

Cash flows from investing activities:
  Purchase of contract receivables                        (696,722)

Cash flows from financing activities:
  Issuance of notes payable                               840,549

Net increase (decrease) in cash                              (828)
Cash at beginning of period                                   828
                                                        ---------
Cash at end of period                                   $       -
                                                        ---------
                                                        ---------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                            $       -
    Income Taxes                                        $       -




                   The accompanying notes are an integral part of
                         the condensed financial statements.

                       SOVEREIGN CREDIT FINANCE I, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Sovereign Credit Finance I, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for future periods.

NOTE 2 - NATURE OF OPERATIONS

         The Company was incorporated in March of 1996 as a Texas Corporation. The Company was formed for the purpose of purchasing, collecting and servicing retail installment sales and lease contracts (the "Contracts") secured by motor vehicles. The Company is a subsidiary of Sovereign Credit Holdings, Inc. ("Parent"). The Company does not expect to have in the future any significant assets other than the Contracts and the proceeds thereof.

         Sovereign Credit Corporation ("Sovereign"), which is also a subsidiary of the Company's parent, administers and manages the ongoing operations of the Company. Sovereign Associates, Inc. ("SAI"), a subsidiary of Sovereign, provides purchasing and collection services to the Company.

NOTE 3 - DEVELOPMENT STAGE ENTERPRISE

         The Company is in the developmental stage, offering on a "best efforts" basis up to $20,000,000 in principal amount of 11% Notes Payable (the "Notes") due February 15, 2001. The principal is required to be repaid in six equal monthly installments beginning September 15, 2000. As of March 31, 1997 approximately $841,000 of the Notes had been sold.

         The Notes are being offered through licensed broker-dealers which receive sales commissions of 8% of the principal amount of the Notes sold. The Company also pays up to 2% of the gross proceeds from the sale of the notes for offering and organizational expenses. Some of these expenses will be advanced by Sovereign. Sovereign has agreed to pay such expenses to the extent they exceed 2% of the gross proceeds from the sale of the Notes. The Company also pays to Sovereign 5.5% of the gross proceeds from the sale of the Notes (5.0% of the gross proceeds in excess of $9,000,000) for its services in administering and managing the ongoing operations of the Company. Sovereign will also administer Noteholder payments, communications and relations. For such services, the Company pays Sovereign a monthly fee equal to 1/12 of 0.5% of the outstanding principal amount of the Notes. The remainder of the proceeds from the sale of the Notes (84.5% of the gross proceeds) is to be used to acquire Contracts. No more than 15.5% of the gross proceeds is used for the foregoing commissions, fees and expenses.

         The Company has entered into a note purchasing and servicing agreement with SAI. The Contracts are initiated by a network of automobile dealers which finance the sale of motor vehicles, some of whom are affiliate entities of the Company. SAI is entitled to a monthly servicing fee of $20 for each Contract not assigned for repossession, for administering the collection of payments due under the Contract. SAI receives a purchase administration fee for each contract purchased equal to the lesser of $500 or 5% of the total amount of installments due under the Contract as of the date of purchase. Additionally, SAI receives a purchase administration fee of $125 for each Financed Vehicle assigned for repossession, to reimburse for overseeing the repossession and resale of the vehicle securing any Contract in default.

         Additionally, the Company has entered into an Indenture agreement with a trust company which will govern Note issuance, collection of proceeds, and payment of principal and interest on the Notes.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         PLAN OF OPERATION

         The Company is in the developmental stage, offering on a "best efforts" basis up to $20,000,000 in principal amount of 11% Notes due February 15, 2001. The Company was formed for the purpose of purchasing, collecting and servicing retail installment sales and lease Contracts secured by motor vehicles. Sovereign administers and manages the ongoing operations of the Company. SAI, a subsidiary of Sovereign, provides purchasing and collection services to the Company.

         The Company will use at least 84.5% of the proceeds from the sale of the Notes for the purchase of the contracts. No more than 15.5% of such proceeds will be used for commissions, fees, and expenses.

         SAI is a party to an arbitration proceeding in which the other party filed a counterclaim against SAI requesting unspecified damages, but which are stated in the counterclaim to be in excess of $1 million. SAI believes the counterclaim is without merit, and intends to vigorously defend itself against the counterclaim. Additionally, SAI intends to vigorously pursue its claims in the arbitration proceeding. As of March 31, 1997, it is unknown whether an adverse decision with respect to the counterclaim would have a material effect on SAI's operations, financial condition, or ability to act as Servicer on behalf of the Company.

         QUARTER ENDED MARCH 31, 1997

         On March 21, 1997 the Company attained the minimum offering amount of $500,000 of Notes sold, as specified in the prospectus. On that date, escrowed funds were released to the Company for the purchase of Notes and payment of fees and expenses. As of March 31, 1997 approximately $841,000 of Notes had been sold.

         Net interest revenue reflects the excess of accrued interest income over accrued interest expense from March 21, 1997 through March 31, 1997.

         LIQUIDITY AND CAPITAL RESOURCES

         Management anticipates that cash flow from Contract installments and proceeds from the sale of Notes will be sufficient to fund future cash requirements of the Company. In addition, the Company plans to enter into a senior line of credit agreement which will provide additional capital for the acquisition of Contracts and to fund day-to-day operations of the Company. At this time however, no such line of credit has been obtained

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K

Number   Description
------   -----------

2        not applicable
3(i)     Articles of Incorporation of Sovereign Credit Finance I, Inc.*
3(ii)    Bylaws of Sovereign Credit Finance I, Inc.*
4 Indenture between Sovereign Credit Finance I, Inc. and Sterling Trust Company, as Trustee*
10.1 Master Contract Purchase Agreement between Sovereign Credit Finance I, Inc. and Sovereign Associates, Inc.*
10.2 Servicing Agreement between Sovereign Credit Finance I, Inc. and Sovereign Associates, Inc.*
10.3 Subscription Escrow Agreement between Sovereign Credit Finance I, Inc. and River Oaks Trust Company as Escrow Agent*
10.4     Form of Broker-Dealer Selling Agreement*
10.5     Form of Subscription Agreement*
10.6     Form of Promissory Note of Sovereign Credit Corporation*
11       not applicable
15       not applicable
16       not applicable
18       not applicable
19       not applicable
22       not applicable
23       not applicable
24       not applicable
27       Financial Data Schedule
99       not applicable

* Incorporated by reference to the registrant's Registration Statement on Form S-1, Commission file number 333-04072

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

                              SOVEREIGN CREDIT FINANCE I, INC.

            Signature                 Title                         Date
            ---------                 -----                         ----

      /s/ A. Starke Taylor, III       President,
      A. Starke Taylor, III           (principal executive
                                      officer) and director         May 12, 1997

      /s/ Christopher R. Frattaroli   Treasurer
      Christopher R. Frattaroli       (principal financial officer
                                      and chief accounting
                                      officer) and director         May 12, 1997

      EXHIBIT INDEX PURSUANT TO ITEM 601 OF REGULATION S-B

Number    Description
------    -----------

2        not applicable
3(i)     Articles of Incorporation of Sovereign Credit Finance I, Inc.*
3(ii)    Bylaws of Sovereign Credit Finance I, Inc.*
4 Indenture between Sovereign Credit Finance I, Inc. and Sterling Trust Company, as Trustee*
10.1 Master Contract Purchase Agreement between Sovereign Credit Finance I, Inc. and Sovereign Associates, Inc.*
10.2 Servicing Agreement between Sovereign Credit Finance I, Inc. and Sovereign Associates, Inc.*
10.3 Subscription Escrow Agreement between Sovereign Credit Finance I, Inc. and River Oaks Trust Company as Escrow Agent*
10.4     Form of Broker-Dealer Selling Agreement*
10.5     Form of Subscription Agreement*
10.6     Form of Promissory Note of Sovereign Credit Corporation*
11       not applicable
15       not applicable
16       not applicable
18       not applicable
19       not applicable
22       not applicable
23       not applicable
24       not applicable
27       Financial Data Schedule
99       not applicable

* Incorporated by reference to the registrant's Registration Statement on Form S-1, Commission file number 333-04072