Form 10KSB
period 1997-06-30
SOVEREIGN CREDIT FINANCE I INC
filed 1997-09-29
CIK 1012799

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB

               (Mark One)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED  JUNE 30, 1997
                                                -------------

               [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM             TO
                                                -----------   -----------

                       COMMISSION FILE NUMBER        333-04072
                                                ------------------


                           SOVEREIGN CREDIT FINANCE I, INC.
                    ----------------------------------------------
                    (Name of small business issuer in its charter)


                        TEXAS                                75-2645150
           -------------------------------               -------------------
           (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)                Identification No.)


          4015 BELTLINE ROAD, BUILDING B, DALLAS, TEXAS          75244
          ---------------------------------------------       ----------
             (Address of principal executive offices)         (Zip Code)


                                      972-960-5500
                   ------------------------------------------------
                   (Issuer's telephone number, including area code)


      Securities registered under Section 12(b) of the Exchange Act:    NONE

                                                      Name of exchange on
            Title of each class                         which registered
      -------------------------------           -------------------------------
      -------------------------------           -------------------------------

      Securities registered under Section 12(g) of the Exchange Act:    NONE

                    -----------------------------------------------
                                   (Title of class)

                    -----------------------------------------------
                                   (Title of class)

                Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
             filing requirements for the past 90 days.  Yes  X    No
                                                           ---     ---
                Check if there is no disclosure of delinquent filers in
             response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

             State issuers revenues for its most recent fiscal year  $178,072
                                                                    ----------

                State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of an affiliate in Rule 12b-2
             of the Exchange Act).     NONE

                Note:  If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                      (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                             DURING THE PAST FIVE YEARS)

                Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                          N/A

                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

                State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

                                   1,000 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE

             If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:
             (1) any annual report to security holders;(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c ) of the Securities Act of 1933("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1990).

             Transitional Small Business Disclosure Format (Check One):

             Yes       No  X
                 ---      ---

                           SOVEREIGN CREDIT FINANCE I, INC.
                       INDEX TO QUARTERLY REPORT ON FORM 10-QSB

PART I                                                                      PAGE
                                                                            ----

               Item 1. Description of Business.                               4

               Item 2. Description of Property.                               5

               Item 3. Legal Proceedings.                                     5

               Item 4. Submission of Matters to a Vote of Security Holders.   5


PART II

               Item 5. Market for Common Equity and Related Stockholder
                       Matters.                                               6

               Item 6. Management's Discussion and Analysis or Plan of
                       Operation.                                             6

               Item 7. Financial Statements.                                  7

               Item 8. Changes In and Disagreements With Accountants on
                       Accounting and Financial Disclosure                    8



PART III

               Item 9. Directors, Executive Officers, Promoters and Control
                       Persons; Compliance With  Section 16(a) of the
                       Exchange Act                                           9

               Item 10. Executive Compensation.                              11

               Item 11. Security Ownership of Certain Beneficial Owners
                        and Management                                       11

               Item 12. Certain Relationships and Related Transactions.      12

               Item 13. Exhibits and Reports on Form 8-K.                    12

PART I

Item 1. Description of Business.

        Sovereign Credit Finance I, Inc. (the "Company") was formed in 1996 as a Texas corporation for the purpose of purchasing, collecting and servicing retail installment sales contracts and notes secured by motor vehicles (the "Contracts"). The Company is a subsidiary of Sovereign Credit Holdings, Inc. ("Holdings"). Sovereign Credit Corporation ("Sovereign"), which serves as manager of the Company, is also a Subsidiary of Holdings. Sovereign Associates, Inc. ("SAI") which provides purchasing and collecting services on behalf of the Company, is a subsidiary of Sovereign. The Company has no employees.

        The Contracts are generally entered into by an established network of motor vehicle dealers (the "Dealers") with customers who generally cannot obtain a loan from a local financial institution or from the credit facilities of a major automobile manufacturer. Contracts are purchased and serviced on behalf of the Company under the terms of a Master Purchasing Agreement and a Servicing Agreement (collectively, the "Servicing Agreement"). SAI, as the entity responsible for collection services to the Company, has been in the note purchase and collection business since 1991. During 1997 it has acquired and implemented an automatic dialer that prompts collectors as to when an account is delinquent, displays account history and status on the computer screen, and calls the customer. The Company believes SAI provides adequate collection services.

        Contracts are purchased from Dealers at a discount on the face amount of the note. Contracts may be purchased in bulk or on an individual or point-of-sale basis. Because the Dealers sell primarily older vehicles with high mileage to high risk customers, the discount may range from 10% to 60% of the gross projected proceeds of the note. Such discount is split into interest and discount components, then recognized into income as collections are received from the customer. A portion of the discount may be set aside as a reserve against future losses, in which case the discount would not be accreted into income.

        Funding for the Company operations comes from various sources. The Company is offering pursuant to a prospectus up to $20 million in 11% Notes Payable (the "Notes") due February 15, 2001. As of June 30, 1997, approximately $5.0 million in Notes had been sold. From the gross proceeds from the Notes, commissions of eight percent are paid to broker dealers for marketing the Notes. The Company will use up to two percent of the proceeds to pay offering and
        organization expenses.   The remaining proceeds are used to
        purchase contracts. Proceeds from cash collections are used to pay servicing fees and purchase additional contracts.

        The Company or SAI has agreements or business relationships with approximately 75 principal Dealers in fourteen states, primarily in the South and Southwest United States. Because of the geographic distribution and number of the Dealers, there has been an adequate supply of relatively good quality Contracts available for purchase. No Dealer comprises more than 10% of the total amount of Contracts which the Company has sought for purchase.

        There are several relatively large substandard automobile finance companies with which the Company competes. During the last year there has been significant negative press regarding the performance of companies in this industry. The presence of these companies has presented opportunities and obstacles to the Company. Because of the financial difficulties of the competition, there has been an increase in the availability of Contracts to purchase in the market. And because of the closing of one company's regional office, Sovereign was able to hire additional experienced personnel. However because of the negative press, investors have been less inclined to invest in companies in this industry and, at least during the period from February through May, the Company has not sold Notes at the rate it had anticipated.

        The Company differentiates itself from and competes with its competition on the basis of size and quality of service. Because Sovereign and SAI manage a relatively few number of notes, the collection department is able to at least attempt to contact every customer with a delinquent account. Additionally, SAI has established underwriting criteria and creative dealer agreements which cull a significant amount of Contracts which have a higher probability of defaulting prior to maturity.


Item 2. Description of Property
        (not applicable)

Item 3. Legal Proceedings
        None

Item 4. Submission of Matters to a Vote of Security Holders
        (not applicable)

PART II


Item 5. Market for Common Equity and Related Stockholder Matters
        (not applicable)

Item 6. Management's Discussion and Analysis or Plan of Operation.

        For the 12 month period comprising the fiscal year ending June 30, 1998, management intends to continue to purchase Contracts to the extent its sources of liquidity allow. The Company intends to continue to offer the Notes through January 31, 1998 or until the offer is terminated, whichever comes first. For such 12 month period, management believes that the anticipated sources of cash flow will be sufficient to meet the Company's requirements and does not anticipate the need to raise additional capital.

Item 7. Financial Statements

        Independent Auditors Report
        Balance Sheet
        Statement of Operations
        Statement in Changes in Stockholders' Deficit
        Statement of Cash Flows
        Notes to Financial Statements

                       INDEPENDENT AUDITOR'S REPORT



Board of Directors
Sovereign Credit Finance I, Inc.


We have audited the accompanying balance sheet of Sovereign Credit Finance I, Inc. as of June 30, 1997 and the related statements of operations, changes in stockholders' deficit and cash flows for the period from March 19, 1996 (inception) through June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sovereign Credit Finance I, Inc. as of June 30, 1997 and the results of its operations and its cash flows for the period from March 19, 1996 (inception) through June 30, 1997 in conformity with generally accepted accounting principles.


                                             BELEW AVERITT LLP

August 26, 1997

                           SOVEREIGN CREDIT FINANCE I, INC.

                                    Balance Sheet

                                    June 30, 1997



                                       ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                     $  158,310
  Installment contracts receivable, net (Note 2)                 3,124,642
  Other current assets                                              86,526
                                                                ----------
     Total current assets                                        3,369,478

DEBT ISSUANCE COSTS, net of accumulated
 amortization of $30,812 (Note 5)                                  590,861
                                                                ----------
                                                                $3,960,339
                                                                ----------
                                                                ----------

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                         $  106,242
  Dealer payable                                                    71,401
                                                                ----------
     Total current liabilities                                     177,643

NOTES PAYABLE (Note 3)                                           4,057,861

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value, 50,000 shares authorized,
   1,000 shares issued and outstanding                                  10
  Additional paid-in capital                                           990
  Deficit                                                         (276,165)
                                                                ----------
                                                                  (275,165)
                                                                ----------
                                                                $3,960,339
                                                                ----------
                                                                ----------

              See accompanying notes to financial statements.

                        SOVEREIGN CREDIT FINANCE I, INC.

                            Statement of Operations

                     Period from March 19, 1996 (Inception)

                             through June 30, 1997



REVENUES - Interest income                                      $ 178,072

EXPENSES
 Contract purchase fees (Note 5)                                  294,106
 Interest expense                                                  61,894
 General and administrative (Note 5)                               44,925
 Amortization of debt issuance costs (Note 5)                      30,812
 Contract servicing fees (Note 5)                                  22,500
                                                                ---------
    Total expenses                                                454,237
                                                                ---------
LOSS BEFORE INCOME TAXES                                         (276,165)

INCOME TAXES (Note 4)                                                   -
                                                                ---------
NET LOSS                                                        $(276,165)
                                                                ---------
                                                                ---------
NET LOSS PER SHARE                                              $    (276)
                                                                ---------
                                                                ---------
WEIGHTED AVERAGE SHARES OUTSTANDING
 USED IN THE NET LOSS PER SHARE
 CALCULATION                                                        1,000
                                                                ---------
                                                                ---------

             See accompanying notes to financial statements.

                          SOVEREIGN CREDIT FINANCE I, INC.

                     Statement of Changes in Stockholders' Deficit

                         Period from March 19, 1996 (Inception)

                                through June 30, 1997

                             Common Stock
                              Outstanding    Additional
                            ---------------    paid-in
                            Shares   Amount    capital   Deficit       Total
                            ------   ------    -------   -------       -----
BALANCE, March 19, 1996
 (Inception)                     -    $ -       $  -    $       -    $       -

ISSUANCE OF COMMON SHARES    1,000     10        990            -        1,000

NET LOSS                         -      -          -     (276,165)    (276,165)
                             -----    ---       ----    ---------    ---------
BALANCE, June 30, 1997       1,000    $10       $990    $(276,165)   $(275,165)
                             -----    ---       ----    ---------    ---------
                             -----    ---       ----    ---------    ---------


                 See accompanying notes to financial statements.

                         SOVEREIGN CREDIT FINANCE I, INC.

                             Statement of Cash Flows

                       Period from March 19, 1996 (Inception)

                              through June 30, 1997



CASH FLOWS FROM OPERATING ACTIVITIES
  Loss from operations                                         $  (276,165)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Amortization of debt issuance costs                            30,812
     Other current assets                                          (86,526)
     Accounts payable and accrued liabilities                      106,242
                                                               -----------
  Net cash used in operating activities                           (225,637)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of installment contracts                             (3,460,060)
  Collections on installment contracts                             335,418
  Issuance of common stock                                           1,000
                                                               -----------
  Net cash used in investing activities                         (3,123,642)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                    4,057,861
  Debt issuance costs                                             (621,673)
  Increase in dealer payables                                       71,401
                                                               -----------
  Net cash provided by financing activities                      3,507,589
                                                               -----------
                                                               -----------
NET INCREASE IN CASH                                               158,310

CASH AND CASH EQUIVALENTS, beginning of period                           -
                                                               -----------
CASH AND CASH EQUIVALENTS, end of period                       $   158,310
                                                               -----------
                                                               -----------
SUPPLEMENTAL INFORMATION
  Interest paid                                                $    31,859
                                                               -----------
                                                               -----------

              See accompanying notes to financial statements.

                         SOVEREIGN CREDIT FINANCE I, INC.

                           Notes to Financial Statements

                                  June 30, 1997



1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    Sovereign Credit Finance I, Inc. (Company) was incorporated in Texas on March 19, 1996. The Company is a subsidiary of Sovereign Credit Holdings, Inc. (Parent) and was formed for the purpose of purchasing, collecting and servicing retail installment sales and lease contracts and notes secured by motor vehicles (Contracts). The Contracts are purchased from various automobile dealers, and typically involve consumers who cannot obtain loans from local financial institutions or from the credit facilities of major automobile manufacturers. The "creditworthiness grade" of the obligors on the Contracts is usually "C" or "D". The Company does business primarily in the south and southwest.

    Sovereign Credit Corporation (SCC), which is also a subsidiary of the Company's Parent, administers and manages the ongoing operations of the Company. The Company has contracted with Sovereign Associates, Inc.
    (SAI), a subsidiary of SCC, to provide purchasing and collecting services.

    PRESENTATION

    The financial statements present the activity for the period from March 19, 1996 (inception) through June 30, 1997. The statements are reflected as such due to the minimal activity occurring from inception through June 30, 1996.

    MANAGEMENT ESTIMATES

    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results may vary from such estimates.

    CONCENTRATIONS OF CREDIT RISK

    The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and notes receivable. Cash is maintained in Federally insured financial institutions which are considered to be of high credit quality. Notes receivable are collateralized by titles to automobiles. However, these notes receivable are generally with customers whose past credit problems cause the creditworthiness of the loans to carry a grade of "C" or "D". Some of the notes receivable have been purchased from dealers with full or partial recourse. Because cash is Federally insured and notes receivable are collateralized by specific automobiles, management considers concentrations of credit risk to be limited.

    FINANCIAL INSTRUMENTS

    The carrying amounts of cash, cash equivalents and contracts receivable, less the associated dealer holdbacks, approximate fair value because of the actual or expected short maturity of these instruments. The carrying amount of the notes payable may change with market interest rates or approximate market rates.

    CASH AND CASH EQUIVALENTS

    Time deposits with maturities at date of purchase of three months or less are considered components of cash.

    INTEREST INCOME

    Interest income on Contracts is recognized using the interest method of accounting until the underlying obligation becomes 90 days past due or the collateral securing the contract is repossessed, whichever occurs first. At such time, the Company suspends the accrual of revenue and provides an allowance for possible losses on uncollected interest income previously reported in earnings.

    ALLOWANCE FOR CREDIT LOSSES

    The Company maintains an allowance for credit losses which, in the opinion of management, adequately reserves against expected future losses in the portfolio of installment contracts receivable. The Company's primary business involves purchasing installment receivables at a discount. A portion of this discount is treated as a nonrefundable reserve against which credit losses are charged. Additional provisions for credit losses, if necessary, are charged to income in amounts considered by management to be adequate to absorb future credit losses on the outstanding receivables.

    Provision for credit losses is dependent on a number of factors, including, but not limited to, the level and trend of net charge-offs and the overall economic conditions in the markets in which the Company operates. Because of the inherent uncertainty involved in predicting the future performance of those factors, there can be no assurance regarding the future level of provision for credit losses.

    DEBT ISSUANCE COSTS

    Debt issuance costs are amortized over the life of the Notes using the interest method.

    DEALER PAYABLE

    As part of certain contract purchase agreements, the Company establishes a dealer holdback at the time of purchase to protect the Company from potential losses associated with installment contracts. The dealer holdback is established initially as a reduction to the gross amount receivable under the contract. As payments on the contract are received from the customer, the portion of the dealer holdback which is earned by the dealer is reclassified as dealer payable.

    EARNINGS PER SHARE

    In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), was issued. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly-held common stock or potential common stock. SFAS 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share" (APB 15), and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS 128 requires restatement of all prior-period EPS data presented. The Company will adopt SFAS 128 in its financial statements as of and for the year ending June 30, 1998 and, based on current circumstances, does not believe the effect of adoption will be material.

2.  INSTALLMENT CONTRACTS RECEIVABLE

    Installment contracts receivable consist of net balances receivable on Contracts which are collateralized by the related vehicles and earn interest at rates ranging from 9.16% to 30.83%. The average term of each Contract is approximately 24 months.

    Installment contracts receivable consisted of the following at June 30, 1997:


    Gross installment contracts receivable at June 30, 1996     $         -
    Additions through acquisition of contracts                    6,169,553
    Reductions from collections on contracts                       (335,418)
    Gross charge-offs                                               (19,794)
                                                                -----------
    Gross installment contracts receivable at June 30, 1997       5,814,341

    Unearned finance charges                                     (1,295,584)
    Unearned purchase discounts                                    (504,348)
    Unearned dealer holdback                                       (177,243)
    Allowance for credit losses                                    (712,524)
                                                                -----------
                                                                $ 3,124,642
                                                                -----------
                                                                -----------

    A summary of the changes in the allowance for credit losses is as follows:

    Balance at June 30, 1996                                    $         -
    Nonrefundable reserve for loan losses                           724,524
    Installment contracts receivable charged off against
     allowance for credit losses, net                               (12,000)
                                                                -----------
                                                                $   712,524
                                                                -----------
                                                                -----------

3.  NOTES PAYABLE

    Notes payable (Notes) are unsecured, payable to various entities and individuals and bear interest at 11%, payable monthly. Principal is payable in 6 equal installments commencing on September 15, 2000. The Notes mature February 15, 2001, at which time all unpaid principal and interest are due.

    The Company has the option to redeem the Notes, in whole or in part, on any principal payment date. The redemption price is equal to the outstanding principal balance plus accrued interest through the date of the redemption.

4.  INCOME TAXES

    The Company had available at June 30, 1997, unused operating loss carryforwards of approximately $276,000 which may be applied against future taxable income. The carryforward will expire in 2012 if not previously utilized. At an assumed tax rate of 34%, this carryforward results in a deferred tax asset.

    At June 30, 1997, the Company recorded a net long-term deferred tax asset of approximately $94,000, for which a valuation allowance was provided based on uncertainties regarding realization of the related tax benefits.

    The components of the deferred tax asset at June 30, 1997 are approximately as follows:

    Net operating loss carryforward                                $ 94,000
    Less valuation allowance                                        (94,000)
                                                                   --------
                                                                   $      -
                                                                   --------
                                                                   --------

    A reconciliation between the statutory Federal income tax rate and the effective income tax rates is as follows:

    Statutory Federal income tax rate                                  34.0%
    Valuation allowance                                               (34.0)%
                                                                      -----
    Provision for income taxes                                            -%
                                                                      -----
                                                                      -----

    The Company is subject to the Texas franchise tax law which includes an income tax provision applicable to all corporations doing business in Texas. As a result, the Company is required to pay annually, the greater of 4.5% of Federal taxable income or .25% of net taxable capital.

    No Federal or state income tax provision was required due to the Company's net operating loss.

5.  RELATED PARTY TRANSACTIONS

    The Company pays SAI a monthly contract servicing fee of $20 for each Contract that is not assigned for repossession and $125 for each financed vehicle assigned for repossession. The Company be entitled to reimbursement of its expenses incurred in connection with the repossession and resale of vehicles out of the proceeds from such resales. Contract servicing fees totaled approximately $22,000 for the period from March 19, 1996 (inception) through June 30, 1997.

    Additionally, the Company pays SAI a contract purchase fee equal to the lesser of $500 or 5% of the total amount of installments due under each Contract as of the date of purchase for Contracts purchased during the preceding calendar month. Contract purchase fees totaled approximately $294,000 for the period from March 19, 1996 (inception) through June 30, 1997.

    SCC manages the ongoing operations of the Company and has agreed to pay certain general, administrative and overhead expenses incurred by the Company. In addition, SCC pays all offering and organization expenses of the Company, with the exception of broker dealer fees, to the extent such expenses exceed 2% of the gross proceeds from the sale of the Notes. Expenses in excess of 2% of such amounts paid on behalf of the Company through June 30, 1997 were approximately $32,000.

    The Company pays SCC 5.5% of the gross proceeds from the sale of the Notes (5% of the gross proceeds in excess of $9,000,000). Debt issuance costs paid to SCC at June 30, 1997 were approximately $200,000. These debt issuance costs are stated at cost less accumulated amortization.

    SCC also administers noteholder payments, communications and relations for an investor administration fee of 1/12 of .5% of the outstanding principal balance of the Notes. The Company paid approximately $4,000 in investor administration fees to SCC for the period from March 19, 1996 (inception) through June 30, 1997. Investor administration fees are included in general and administrative expenses.

Item 8.   Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure
          (not applicable)

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     The names, ages, backgrounds and principal occupations of the directors and executive officers of the Company, Holdings and SAI are as follows:

     STARKE (TRACY) TAYLOR, III, age 54, has been President and a Director of the Company, Holdings, Sovereign and SAI since the formation of such companies. Mr. Taylor is a Dallas native. He graduated from Southern Methodist University in 1966 with a B.B.B. degree and thereafter began a career in professional investment services. From approximately 1970 to 1971 Mr. Taylor was head of the Employee Benefits department of Marsh and McClennan's Dallas office, where he specialized in employee benefits.

     Mr. Taylor used his experience in the pension investment field as a springboard into a diversified financial career. As a principal of the Watson and Taylor Companies, he was involved in the development and management of self storage facilities, business centers, shopping centers, real estate holdings nationwide and real estate notes. He is a co-general partner in partnerships holding approximately four and one half million square feet of self storage facilities.

     Mr. Taylor was a partner in Lyco Acquisitions Number One, a company which purchased all of the oil and gas properties of Bethlehem Steel. Later, he was a principal in Tex-Feld Petroleum Company, which operated a significant drilling program in the Southwest.

     Mr. Taylor has been a general partner in over 100 limited partnerships which involved real estate or oil and gas investments, with total original investor contributions of approximately $150 million. The investment objectives of these partnerships differes significantly with those of the company. Many of these partnerships have experienced adverse business developments and conditions. Real estate revenues have been adversely affected by the overall decline in the economy. Many of these partnerships utilized a significant amount of leverage and have experienced significant operating deficits. The properties owned by various of the partnerships were acquired by their lenders through foreclosure proceedings.

     Mr. Taylor has also served as a general partner or chief executive officer for 35 partnerships formed to acquire financial notes.

     Clearlake, Ltd., of which Mr. Taylor was an individual general partner, filed a voluntary petition under Chapter 11 of the Federal bankruptcy laws in September 1992. The plan of reorganization was confirmed by the court, and all creditors were paid in full by April 1994.

     Mr. Taylor is a past Chairman of the Board of Priority One, an international missionary organization, is on the Board of Trustees of Dallas Theological Seminary, is a past member of the Dallas County Advisory Board of the Salvation Army, is a board member of the Northeast Texas Regional Board of Young Life, and was the founding Chairman of the Board of the Park Central Athletic Association. He is past President of the Dallas fire Fighters Association, past President of the North Dallas Chamber of

     Commerce and a past member of the Board of Directors of the MBank Lincoln Center and MBank Preston. Mr. Taylor was recognized in 1983 by D MAGAZINE as one of Dallas' ten most outstanding business leaders.

     Mr. Taylor is married and has five children.

     WILLIAM P. GLASS, age 39, has been Vice President of Marketing and a director of Sovereign since April, 1990 and Vice President and a director of the Company and Holdings since the formation of such companies. Mr. Glass is responsible for all marketing and investor relations activities for the Company. He attended Baylor University and was drafted by the Cincinnati Bengals of the National Football League in 1980. Mr. Glass began his business career in 1981 with Hank Dickerson & Co. Realtors. In his position as a Sales Associate he led the Office Division in sales for two of the three years he was employed the Hank Dickerson & Co.

     In 1993, Mr. Glass formed BDI Commercial Real Estate Inc., specializing in commercial real estate brokerage and the syndication of real estate properties. Mr. Glass was venture manager in over 30 general partnerships. In 1989, Mr. Glass sold BGI Commercial Real estate and joined Cornerstone Commercial Real Estate, Ltd., as Senior vice President. Cornerstone is a sister company to the Trammell Crow Development Company. In April, 1990, Mr. Glass left Cornerstone and became a Vice President of Sovereign.

     Mr. Glass is on the Executive Committee of the Board of Directors of his father's prison ministry, the Bill Glass Evangelistic Association. He is a former board member of Young Life of Southwest Dallas County. He is a member of Hope Community Church in Cedar Hill. He is a member of Oak Cliff Country Club in Dallas. Mr. Glass resides in DeSoto, Texas with his wife and three children.

     B. A. BREEDING, age 56, serves as Vice President and Controller of Sovereign. Mr. Breeding is responsible for financial accounting, banking and the day-to-day financial duties. He has been with Sovereign since April 1997. From 1989 to January 1995, he was employed by the Lomas Financial Group, a real estate finance, investment, and servicing company, in a financial management capacity. Mr. Breeding began a private accounting practice in 1996, where he continued until joining Sovereign.

     Immediately prior to joining Sovereign in March 1997, Mr. Breeding had his own accounting practice. Prior to that he was a Vice President with the Lomas Financial Group, responsible for the financial reporting for some of its publicly traded companies. Prior to joining Lomas, Mr. Breeding was Senior Vice President and Controller of a Dallas bank.

     Mr. Breeding is married and has one child.

     CHRISTOPHER R. FRATTAROLI, age 31, is Treasurer and a director of the Company, Holdings and Sovereign, and is Treasurer of SAI. He has been with the Company and Holdings since their formations, and with Sovereign and SAI since December 1994. Mr. Frattaroli is responsible for marketing to potential institutional investors. Mr. Frattaroli graduated from Duke University in 1988 with a Bachelor of Arts degree in Art History.

     In May, 1988, Mr. Frattaroli joined Intermarket Management, Inc. at which he attained the office of Vice President and enjoyed a minority interest in the company. The company's primary business focus was index arbitrage of equity, currency, and commodity markets. Mr. Frattaroli left the company in February, 1992.

     In March, 1992, Mr. Frattaroli joined American International group Trading, Inc. as a trader/market maker in the foreign exchange market. Mr. Frattaroli left the company in December, 1994. Mr. Frattaroli trade in the spot market as well as arbitraging with the futures exchanges.

     Mr. Frattaroli joined Sovereign in December of 1994. He is married to the daughter of A. Starke Taylor, III and has two children.

     The directors and executive officers of the Company have served in their respective offices since the organization of the Company. All directors hold office until the next annual meeting of stockholders or the election and qualification of their successors

Item 10. Executive Compensation

     No director or officer of the Company has received any compensation from the Company since its formation, nor will they receive any compensation from the Company prior to satisfaction in full of the Notes.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, as of June 30, 1997 relating to the beneficial ownership of the Company's Common Stock by any person or "group", as that term is used in Item 403 of Regulation S-B, known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, and known to the Company to be owned by each director of the Company and by all officers and directors of the Company as a group. Except as otherwise indicated, each of the persons named below is believed by the Company to possess sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person.

                                                         Amount and Nature of
                                                        Beneficial Ownership(1)
                                                        -----------------------
     Name of Director or                                Number of
     Name and Address of                                 Shares     Percentage
     Beneficial Owner                                  Outstanding   of Class
     -------------------                               -----------   --------

     Sovereign Credit Holdings, Inc.(2) . . . . . . . . . 1,000        100%
     4015 Beltline Road
     Building B
     Dallas, Texas 75244

     A. Starke Taylor, III  . . . . . . . . . . . . . . .     0(2)      --
     William P. Glass . . . . . . . . . . . . . . . . . .     0(2)      --
     Christopher R. Frattaroli. . . . . . . . . . . . . .     0(2)      --
     Diane D. Taylor, Trustee . . . . . . . . . . . . . .     0(3)      --
     4015 Beltline Road
     Building B
     Dallas, Texas 75244
     All officers and directors as a group (3 persons). .     0(4)      --

---------------
(1) The information as to beneficial ownership of Common Stock has been furnished by the respective shareholders, directors and officers of the Company.
     (2) The directors of Sovereign Credit Holdings, Inc. ("Holdings") could be deemed to share voting and investment powers over the shares owned of record by Holdings. The directors of Holdings are A. Starke Taylor, III, William P. Glass and Christopher R. Frattaroli. Mr. Taylor owns 30% of Holding's common stock. Mr. Glass owns 10% of Holding's common stock. The business address for Mr. Taylor, Mr. Glass, and Mr. Frattaroli is Holding's address.
     (3) Diane D. Taylor, the wife of Mr. A. Starke Taylor, III, serves as trustee of the Austin S. Taylor, III investment trust No. 2, which owns 43.92% of Holding's common stock and of which Mr. A. Starke Taylor, III, is the beneficiary, and of five trusts which each owns 3% of Holding's common stock and of which her and A. Starke Taylor, III's children (including Mr. Frattaroli's wife) are the beneficiaries. The business address for Ms. Taylor and each of the foregoing trusts is Holding's address.
     (4)  This amount excludes shares owned directly by Holdings.

Item 12. Certain Relationships and Related Transactions

     Both the Company and Sovereign are subsidiaries of Holdings. In addition, SAI is a subsidiary of Sovereign. Sovereign manages a number of other note purchasing entities (the "Securitization Subsidiaries"), including entities whose business purposes are or will be, or may include, the purchasing and servicing of used motor vehicle retail installment contracts and notes. Purchasing and servicing for such entities will be conducted by SAI. Sovereign or Holdings beneficially own from 50% to 100% of the outstanding equity of the Securitization Subsidiaries. Sovereign manages all of the Securitization Subsidiaries in addition to the Company.

     Under the terms of the Servicing Agreement, the Company pays Servicing fees of $20 per month per Contract to SAI. The Company also pays to SAI a Purchase Administration Fee equal to the lesser of $500 per Contract purchased, or 5% of the total amount of installments due under the Contract as of the date of purchase. SAI will be paid a fee of $125 for each vehicle repossessed and will be entitled to reimbursement of its expenses incurred in connection with the repossession and resale of vehicles out of the proceeds from such resales.

     The Company will pay Sovereign a monthly fee (the "Investor Administration Fee") equal to 1/12th of 0.5% of the aggregate outstanding principal amount of the Notes to reimburse expenses incurred in the administration of Noteholder payments, communications and relations for the Company. The Company will use up to 2% of the gross proceeds from the sale of the Notes to pay offering and organizational expenses. Sovereign has agreed to pay such expenses to the extent that they exceed 2% of the gross proceeds from the sale of the Notes. The Company will pay to Sovereign a fee equal to 5.5% of the gross proceeds from the sale of the Notes (5% of the gross proceeds in excess of $9 million) for administering and managing the ongoing operations of the Company.

     The Company may purchase Contracts from Sovereign, SAI or its affiliates, including affiliates that are Dealers, but only if such Contracts are not in default and satisfied the purchasing criteria established in the trust indenture and the Servicing agreement at the time of their purchase from the original Dealer. Any qualifying Contracts will be sold by Sovereign, SAI or its affiliate to the Company at a price for each Contract equal to the Purchase Administration Fee paid by the original purchaser plus an amount determined to provide the Company an internal rate of return on its investment in the

     Contract from the remaining unpaid installments equal to the original purchaser's initial internal rate of return on its investment in the Contract, as of its purchase from the Dealer, assuming in both cases the Contract was paid in full in accordance with its scheduled installments. Such seller will retain any installments received by it prior to purchase by the Company and any profits resulting from the difference between such installments and the reduction in the purchase price paid to such seller by the Company from the price paid by such seller to the Dealer.

Item 13. Exhibits and Reports on form 8-K.

     (a) See Exhibits following the signature page.

     (b) Reports on Form 8-K. A report on Form 8-K dated June 24, 1997 was filed during the last quarter of the period covered by this report, reporting a change in the issuer's certifying accountant.

SIGNATURES

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                 Title                      Date
        ---------                 -----                      ----

   /s/ A. Starke Taylor, III      President,
   -----------------------------  (principal executive
   A. Starke Taylor, III          officer) and director       September 29, 1997

   /s/ Christopher R. Frattaroli  Treasurer
   -----------------------------  (principal financial officer
   Christopher R. Frattaroli      and chief accounting
                                  officer) and director       September 29, 1997

   /s/ William P. Glass           Director
   -----------------------------                              September 29, 1997
   William P. Glass

    Supplemental information to be Furnished With Reports Filed Pursuant to
    Section 15(d) of the Exchange Act By Non-reporting Issuers:

    No annual report or proxy material has been sent to security holders for the period covered by this report, as of September 29, 1997. The registrant intends to send an annual report to its noteholders for such period, and shall furnish copies of such material to the Commission when it is sent to security holders.

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

10.1      Master Contract Purchase Agreement between
          Sovereign Credit Finance I, Inc. and
          Sovereign Associates, Inc.*

10.2      Servicing Agreement between Sovereign
          Credit Finance I, Inc. and Sovereign
          Associates, Inc.*

10.3      Subscription Escrow Agreement between
          Sovereign Credit Finance I, Inc. and
          River Oaks Trust Company as Escrow Agent*

10.4      Form of Broker-Dealer Selling Agreement*

10.41     Broker-dealer Selling Agreement Between
          Sovereign Credit Finance I, Inc. and
          American Investment Services, Inc.*

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