Form 10QSB
period 1998-09-30
SOVEREIGN CREDIT FINANCE I INC
filed 1998-11-23
CIK 1012799

                       U.S. Securities and Exchange Commission
                               Washington, D.C. 20549
                                     Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to________

Commission file number 333-04072

Sovereign Credit Finance I, Inc.              Texas
(Exact name of small business                 (State or other jurisdiction
issuer as specified in its charter)           of incorporation or organization)

                                     75-2645150
                         (IRS Employer Identification No.)

4015 Beltline Road, Building B
Dallas, Texas  75244                              (972) 960-5500
(Address of principal executive offices)          (Issuer's telephone number)

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
                            PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.   Yes      No
                                                  ---    ---

                        APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000 shares

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ---    ---

[PART I--FINANCIAL INFORMATION]

Item 1. Financial Statements.

Will be provided when financial statements have been completed, which the registrant anticipates to be no later than December 31, 1998.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Will be provided when financial statements have been completed, which the registrant anticipates to be no later than December 31, 1998.

[PART II--OTHER INFORMATION]

Item 2(d).  Changes in Securities and Use of Proceeds

(1) The registrant has filed a registration statement on Form S-1 with the Securities and Exchange Commission (file number 333-04072) for the purpose of registering under the Securities Act of 1933, as amended, the registrant's 11% Notes Due February 15, 2001 in the aggregate principal amount of $20,000,000. The effective date of the registration statement was January 31, 1997.

(2)   The offering commenced on January 31, 1997.

(3)   Not applicable.

(4) (i) The offering terminated on January 31, 1998, and terminated before the sale of all securities registered.

(ii)  There is no managing underwriter.

(iii) The title of each class of securities registered is as follows: 11% Notes Due February 15, 2001.

(iv) The amount registered was $20,000,000. The aggregate price of the offering amount registered was $20,000,000. The amount sold as of August 31, 1998 was $9,475,231, which was also the aggregate offering price of the amount sold.

(v) From January 31, 1997 until August 31, 1998, the expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered was as follows:

      Underwriting discounts and commissions       $758,019
      Finders' fees                                $    -0-
      Expenses paid to or for underwriters         $    -0-
      Other expenses                               $189,505
                                                   --------
      Total expenses                               $947,524
                                                   --------
                                                   --------

Such expenses did or will involve direct or indirect payments to persons other than directors, officers, general partners of the issuer or their associates, persons owning 10% or more of any class of equity securities of the issuer, or affiliates of the issuer.

(vi) The net offering proceeds to the issuer after deducting the total expenses described in paragraph (4)(v) of this Item was $8,527,707.

(vii) From January 31, 1997 until August 31, 1998, the net offering proceeds to the issuer were used as follows:

       Construction of plant, building and facilities        $      -0-
       Purchase and installation of machinery and equipment  $      -0-
       Purchases of real estate                              $      -0-
       Acquisition of other business(es)                     $      -0-
       Repayment of indebtedness                             $      -0-
       Working capital                                       $      -0-
       Temporary investments                                 $      -0-
       Other                                                 $8,527,707

"Other" includes $521,138 of payments to directors, officers, general partners of the issuer or their associates, persons owning 10% or more of any class of equity securities of the issuer, or affiliates of the issuer. The remainder of the expenses were direct or indirect payments to others.

(viii)  Not applicable.

Item 5.  Other Information

     William P. Glass resigned as a director of the registrant on August 5, 1998. In a letter dated November 18, 1998, Mr. Glass's attorney expressed Mr. Glass's concern that related entities, which engaged in business similar to the registrant, had experienced very poor operating results, that excessive funds were paid by these entities to a related used car dealer, Fiesta Motors, and that certain of these entities continued to sell securities. A copy of that letter is included as an exhibit to this report.

     Notwithstanding Mr. Glass's characterization of the disagreement, the registrant believes that the performance of related entities was adequately disclosed in the registrant's prospectus which offered notes. The letter does not allege that such performance was omitted from the registrant's prospectus or the offering documents of any related entity. In addition, the offering of notes by the registrant ceased January 31, 1998, ten months prior to the letter, and hence the reference in the letter to "continuing to accept investor money" is not true with respect to the registrant. In fact, the registrant believes that all related entities ceased selling securities prior to Mr. Glass's resignation on August 5, 1998, and several months prior to the date of the November 18, 1998 letter.

     Further, the letter does not specify the amount or nature of the "excessive amount of money paid by the Sovereign companies to Fiesta Motors", nor does it state whether the references to the "Sovereign companies" includes the registrant. In any event, the registrant does not believe that any funds which it paid to Fiesta Motors were excessive.

Item 6. Exhibits and Reports on Form 8-K

a.  Number    Description
    ------    -----------
    2         Not applicable
    3(i)      Articles of Incorporation of Sovereign Credit Finance I, Inc.*
    3(ii)     Bylaws of Sovereign Credit Finance I, Inc.*
    4         Indenture between Sovereign Credit Finance I, Inc. and Sterling Trust
              Company, as Trustee*
    10.1      Master Contract Purchase Agreement between Sovereign Credit Finance I,
              Inc. and Sovereign Associates, Inc.*
    10.2      Servicing Agreement between Sovereign Credit Finance I, Inc. and
              Sovereign Associates, Inc.*
    10.3      Subscription Escrow Agreement between Sovereign Credit Finance I, Inc.
              and River Oaks Trust Company as Escrow Agent*
    10.4      Form of Broker-Dealer Selling Agreement*
    10.5      Form of Subscription Agreement*
    10.6      Form of Promissory Note of Sovereign Credit
              Corporation*
    11        Not applicable
    15        Not applicable
    16        Not applicable
    17        Letter on Director Resignation
    18        Not applicable
    19        Not applicable
    22        Not applicable
    23        Not applicable
    24        Not applicable
    27        Financial Data Schedule
    99        Not applicable

* Incorporated by reference to the registrant's Registration Statement on Form S-1, Commission file number 333-04072

b.   Reports on Form 8-K. None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SOVEREIGN CREDIT FINANCE I, INC.

    Signature                     Title                               Date
    ---------                     -----                               ----
By: /s/ A. Starke Taylor, III     President, (principal executive     November 20, 1998
    -------------------------     officer, principal financial
    A. Starke Taylor, III         officer and chief accounting
                                  officer) and director

                 EXHIBIT INDEX PURSUANT TO ITEM 601 OF REGULATION S-B

Number    Description
------    -----------
2         Not applicable
3(i)      Articles of Incorporation of Sovereign Credit Finance I, Inc.*
3(ii)     Bylaws of Sovereign Credit Finance I, Inc.*
4         Indenture between Sovereign Credit Finance I, Inc. and Sterling Trust
          Company, as Trustee*
10.1      Master Contract Purchase Agreement between Sovereign Credit Finance I,
          Inc. and Sovereign Associates, Inc.*
10.2      Servicing Agreement between Sovereign Credit Finance I, Inc. and
          Sovereign Associates, Inc.*
10.3      Subscription Escrow Agreement between Sovereign Credit Finance I, Inc.
          and River Oaks Trust Company as Escrow Agent*
10.4      Form of Broker-Dealer Selling Agreement*
10.5      Form of Subscription Agreement*
10.6      Form of Promissory Note of Sovereign Credit
          Corporation*
11        Not applicable
15        Not applicable
16        Not applicable
17        Letter on Director Resignation
18        Not applicable
19        Not applicable
22        Not applicable
23        Not applicable
24        Not applicable
27        Financial Data Schedule
99        Not applicable

* Incorporated by reference to the registrant's Registration Statement on Form S-1, Commission file number 333-04072